Form 10-Q
period 1996-03-31
IVAC MEDICAL SYSTEMS INC
filed 1996-05-15
CIK 52841

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


              (Mark One)

              /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (NO FEE REQUIRED)

                    For the quarterly period ended March 31, 1996

                                          or


              / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (NO FEE REQUIRED)
                     For the transition period from            to
                                                    -----------   -----------

                          Commission file number 34-
                                                     -------


                            ------------------------------
                              IVAC MEDICAL SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


                        DELAWARE                            95-3177311
              (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)           Identification No.)


                 10221 WATERIDGE CIRCLE                     92121-2733
                  SAN DIEGO, CALIFORNIA                     (Zip Code)
              (Address of principal executive offices)


         Registrant's telephone number, including area code:  (619) 458-7000



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES:   X   NO:
                                                  -----     -----



  As of May 10, 1996, registrant had 100 shares of its Common Stock ($0.01 par value) outstanding.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              IVAC MEDICAL SYSTEMS, INC.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1996

                                        INDEX


PAGE
- ----
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements.

   Condensed Consolidated Balance Sheet at March 31, 1996 and
     December 31, 1995                                                        3
   Condensed Consolidated Statement of Operations for the three months
     ended March 31, 1996 and 1995                                            4
   Condensed Consolidated Statement of Cash Flows for the three months
     ended March 31, 1996 and 1995                                            5
   Notes to Condensed Consolidated Financial Statements                       6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          8


PART II  - OTHER INFORMATION

 Item 1.  Legal Proceedings.                                                 10

 Item 2.  Changes in Securities.                                             10

 Item 3.  Defaults Upon Senior Securities.                                   10

 Item 4.  Submission of Matters to a Vote of Security Holders.               10

 Item 5.  Other Information.                                                 10

 Item 6.  Exhibits and Reports on Form 8-K.                                  11

Signatures                                                                   12

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                              IVAC MEDICAL SYSTEMS, INC.

                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)



                                                                                    MARCH 31,          DECEMBER 31,
                                                                                       1996                1995
                                                                                    -----------         -------------
                                                                                    (unaudited)


                                     ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .          $ 11,900           $ 18,308
   Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . .            49,697             54,133
   Current portion of contract receivables, net  . . . . . . . . . . . . . .             5,668              5,414
   Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            37,705             34,625
   Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .             2,334              3,143
                                                                                       --------          --------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . . .           107,304            115,623

Long-term contract receivables, net  . . . . . . . . . . . . . . . . . . . .            18,672             19,957
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . .            50,485             48,277
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .            29,184             30,893
Other long-term assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,068              1,245
                                                                                       --------          --------

                                                                                      $206,713           $215,995
                                                                                       --------          --------
                                                                                       --------          --------


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable and accrued warranty . . . . . . . . . . . . . . . . . .          $ 24,539           $ 21,355
   Accrued employee liabilities. . . . . . . . . . . . . . . . . . . . . . .             5,768              9,528
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .            16,496              8,091
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .            36,816             34,869
                                                                                       --------          --------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . .            83,619             73,843

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           105,466            123,733
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . .             2,964              5,043


Shareholder's equity:
   Common stock, $.01 par value; 1,000 shares authorized;
   100 shares issued and outstanding . . . . . . . . . . . . . . . . . . . .               -                 -
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .            63,333             63,333
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .           (49,763)           (51,804)
   Foreign currency translation adjustment . . . . . . . . . . . . . . . . .             1,094              1,847
                                                                                       --------          --------

        Total shareholder's equity . . . . . . . . . . . . . . . . . . . . .            14,664             13,376
                                                                                       --------          --------

                                                                                      $206,713           $215,995
                                                                                       --------          --------
                                                                                       --------          --------


See accompanying notes to condensed consolidated financial statements.

                             IVAC MEDICAL SYSTEMS, INC.

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (DOLLARS IN THOUSANDS)
                                     (unaudited)



                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                       1996               1995
                                                                                     ----------        ----------


Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 54,014          $ 58,548
Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,067            49,426
                                                                                      --------          --------

   Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,947             9,122

Sales and marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,429            11,342
General and administrative . . . . . . . . . . . . . . . . . . . . . . . . .            5,444             5,618
Research and development . . . . . . . . . . . . . . . . . . . . . . . . . .            2,135             3,784
Purchased research and development . . . . . . . . . . . . . . . . . . . . .              -              19,883
                                                                                      --------          --------

   Income (loss) from operations . . . . . . . . . . . . . . . . . . . . . .            5,939           (31,505)

Interest income (expense):
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              713               751
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,672)           (5,630)
                                                                                      --------          --------

   Income (loss) before income taxes . . . . . . . . . . . . . . . . . . . .            2,980           (36,384)

Provision for (benefit from) income taxes  . . . . . . . . . . . . . . . . .              939            (2,727)
                                                                                      --------          --------

   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,041          $(33,657)
                                                                                      --------          --------
                                                                                      --------          --------


See accompanying notes to condensed consolidated financial statements.

                              IVAC MEDICAL SYSTEMS, INC.

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (unaudited)



                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                       1996              1995
                                                                                     ----------        ----------


Net cash provided by operating activities. . . . . . . . . . . . . . . . . .        $  10,573         $   4,541

Cash flows from investing activities:
  Acquisitions, net of cash and cash equivalents acquired  . . . . . . . . .               -           (185,055)
  Capital expenditures, net  . . . . . . . . . . . . . . . . . . . . . . . .           (6,022)           (2,409)
                                                                                     ---------         ---------

             Net cash used by investing activities . . . . . . . . . . . . .           (6,022)         (187,464)

Cash flows from financing activities:
  Capital contributions  . . . . . . . . . . . . . . . . . . . . . . . . . .             -               50,000
  Borrowings under term loan and revolving credit arrangements . . . . . . .             -               68,500
  Proceeds from bridge notes . . . . . . . . . . . . . . . . . . . . . . . .             -               80,000
  Repayment of term loan and revolving debt  . . . . . . . . . . . . . . . .           (5,500)           (4,000)
  Payment of other debt obligations  . . . . . . . . . . . . . . . . . . . .           (4,533)               -
  Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             (6,566)
  Capital lease payments . . . . . . . . . . . . . . . . . . . . . . . . . .             (173)              (82)
                                                                                     ---------         ---------

             Net cash (used) provided by financing activities. . . . . . . .          (10,206)          187,852

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . .             (753)              962
                                                                                     ---------         ---------

Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . .           (6,408)            5,891
Cash and cash equivalents at the beginning of the period . . . . . . . . . .           18,308                 0
                                                                                     ---------         ---------

Cash and cash equivalents at the end of the period . . . . . . . . . . . . .        $  11,900         $   5,891
                                                                                     ---------         ---------
                                                                                     ---------         ---------

Supplemental disclosure of non-cash financing activities:
  Contribution of River capital stock  . . . . . . . . . . . . . . . . . . .               -          $  13,333
                                                                                                       ---------
                                                                                                       ---------


See accompanying notes to condensed consolidated financial statements.

                              IVAC MEDICAL SYSTEMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (unaudited)


NOTE 1-BUSINESS

      IVAC Medical Systems, Inc. ("IVAC" or the "Company"), formerly known as IVAC Corporation, designs, manufactures, distributes and services intravenous infusion therapy and vital signs measurement instruments and related disposables and accessories. The Company sells a full range of products to hospitals and alternate site facilities in the United States, Canada and Europe. IVAC is a wholly owned subsidiary of IVAC Holdings, Inc. ("Holdings").

      In management's opinion, the accompanying unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. All such financial statements are unaudited except for the December 31, 1995 balance sheet. The unaudited condensed consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated. Interim operating results are not necessarily indicative of operating results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995.


NOTE 2-EARNINGS PER SHARE

      Due to the fact that IVAC is a wholly owned subsidiary of Holdings, earnings per share data is not considered meaningful and, therefore, is not presented.


NOTE 3-INVENTORIES

      Inventories at March 31, 1996 and December 31, 1995 consisted of:



                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      1996                1995
                                                                                     ---------        ------------

         Finished products . . . . . . . . . . . . . . . . . . . . . . . . .        $  16,573         $  14,998
         Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . .            5,711             3,472
         Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,111            17,867
                                                                                     ---------         ---------
                                                                                       39,395            36,337
         Less reserves . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,690)           (1,712)
                                                                                     ---------         ---------
                                                                                    $  37,705         $  34,625
                                                                                     ---------         ---------
                                                                                     ---------         ---------


                              IVAC MEDICAL SYSTEMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (unaudited)

NOTE 4-LONG-TERM DEBT

      On March 29, 1996, the Company amended and restated its Bank Credit Facility. The amended and restated senior credit facility (the "Facility") which matures on March 29, 1999, provides for borrowings of up to $40,000 and is secured by substantially all of the Company's domestic assets. Borrowings under the Facility bear interest at a rate equal to the Alternate Base Rate (as defined in the Facility) plus 0.25% or Adjusted LIBOR plus 1.50%, at the option of the Company. The interest rate is also subject to change quarterly based upon certain debt and interest coverage ratios.


NOTE 5-INCOME TAXES

      Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred income tax expense (benefit) is determined as the net change during the year in the deferred income tax asset or liability. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   Net income increased by $35.7 million from a net loss of $33.7 million for the three months ended March 31, 1995 to net income of $2.0 million for the three months ended March 31, 1996 due to (i) the 1995 one time charges for certain acquisition purchase accounting adjustments, (ii) the benefits of lower interest expense as a result of the Company's actions to restructure and repay debt through the offering of $100 million Senior Notes and the sale of the San Diego facility in the fourth quarter 1995, and (iii) reduced overall spending as a result of workforce restructurings and other cost savings programs.

   Adjusted EBITDA (as defined below) increased $2.6 million, or 32.1%, from $8.1 million for the three months ended March 31, 1995 to $10.7 million for the three months ended March 31, 1996. Adjusted EBITDA margin increased from 13.8% for the three months ended March 31, 1995 to 19.8% for the three months ended March 31, 1996. Adjusted EBITDA represents operating profit (loss) before net interest expense, income taxes, certain purchase accounting adjustments and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of the Company's historical ability to service debt.


RESULTS OF OPERATIONS

   THREE  MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

   NET SALES. Net sales decreased $4.5 million, or 7.7%, from $58.5 million for the three months ended March 31, 1995 to $54.0 million for the three months ended March 31, 1996. U.S. sales, which comprised 67.0% of net sales for the three months ended March 31, 1996, decreased $3.6 million, or 9.2%, from $39.2 million for the three months ended March 31, 1995 to $35.6 million for the three months ended March 31, 1996. The Company has been impacted by the market trend of increasing concentration of buying power among healthcare providers. Within the U.S. infusion therapy business, sales decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 as a result of (i) shipment in 1995 of the MedSystem III product backlog which had resulted from the discontinuation of production due to product design and manufacturing process problems during the fourth quarter 1994 and (ii) attrition in the installed base of older technology products. These factors were partially offset by sales of the Company's new Signature Edition product line. International sales decreased $0.9 million, or 4.7%, from $19.3 million for the three months ended March 31, 1995 to $18.4 million for the three months ended March 31, 1996, primarily as a result of the conversion from direct sales operations to new distributor sales organizations in Italy and Eastern Europe during the second half of 1995.

   GROSS PROFIT. Gross profit increased $13.8 million, or 151.6%, from $9.1 million for the three months ended March 31, 1995 to $22.9 million for the three months ended March 31, 1996 due to (i) a one time charge in 1995 for the acquisition purchase price allocation to inventories in excess of historical costs and (ii) the ongoing benefit of lower manufacturing costs associated with restructuring of the manufacturing workforce in 1995. These factors were offset in part by decreased net sales, which reduced the Company's economies of scale. Excluding the 1995 effect of the one time purchase accounting adjustment, gross profit as a percent of net sales improved from 40.9% for the three months ended March 31, 1995 to 42.4% for the three months ended March 31, 1996.

   SELLING AND MARKETING. As a percent of net sales, selling and marketing expenses decreased from 19.3%, or $11.3 million, for the three months ended March 31, 1995 to 17.4%, or $9.4 million, for the three months ended March 31, 1996, primarily as a result of cost savings derived from restructuring the Company's hospital field sales force during 1995 and lower international spending due to replacement in 1996 of certain services provided by Eli Lilly, the Company's former parent (at the Company's expense) during 1995.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $0.2 million, or 3.6%, from $5.6 million for the three months ended March 31, 1995 to $5.4 million for the three months ended March 31, 1996. As a percent of net sales, general and administrative expenses increased from 9.6% for the three months ended March 31, 1995 to 10.1% for the same period in 1996 primarily reflecting lower expenses resulting from the 1995 restructuring of the organization spread over a reduced sales base.

   RESEARCH AND DEVELOPMENT. As a percent of net sales, research and development expenses decreased from 6.5%, or $3.8 million, for the three months ended March 31, 1995 to 3.9%, or $2.1 million, for the three months ended March 31, 1996, primarily as a result of 1995 headcount reductions and elimination of certain non-strategic research projects.

   INCOME (LOSS) FROM OPERATIONS. Income from operations increased $37.4 million from a loss of $31.5 million for the three months ended March 31, 1995 to income from operations of $5.9 million for the three months ended March 31, 1996. Excluding 1995's one time acquisition purchase accounting charges of $34.7 million, of which $14.8 million was included in cost of sales and $19.9 million in purchased research and development, income from operations increased $2.7 million, or 84.4%, from $3.2 million for the three months ended March 31, 1995 to $5.9 million for the three months ended March 31, 1996, reflecting the significant reduction in production and operating costs attributed to the Company's restructuring and cost savings actions initiated in 1995 and continuing in 1996.

   INTEREST INCOME/EXPENSE. Net interest expense for the three months ended March 31, 1995 was $4.9 million, consisting of interest income of $0.7 million and interest expense of $5.6 million, compared to net interest expense for the three months ended March 31, 1996 of $3.0 million, consisting of interest income of $0.7 million and interest expense of $3.7 million. Interest income during both periods included interest income related to NCA contracts, which allow hospitals to acquire instruments at no initial cost by paying a premium (a portion of which is recorded by the Company as interest income) for subsequent purchases of disposables. The term of these contracts is generally three to five years, with interest at rates of 9% to 15%. Interest expense was lower for the three months ended March 31, 1996 as a result of refinancing and repayment of debt during the fourth quarter of 1995. See "Liquidity and Capital Resources."

   PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $2.7 million for the three months ended March 31, 1995 compared to income tax expense of $0.9 million for the three months ended March 31, 1996. The 1995 benefit reflects the write-off of purchased research and development partially offset by foreign taxes. The Company has recorded a valuation allowance against its deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized.

   NET INCOME (LOSS). Excluding the effect of pre-tax 1995 acquisition purchase accounting adjustments of $34.7 million, net income increased $1.0 million, or 100.0%, from net income of $1.0 million for the three months ended March 31, 1995 to net income of $2.0 million for the three months ended March 31, 1996, reflecting the cost savings discussed above.


LIQUIDITY AND CAPITAL RESOURCES

   During the three months ended March 31, 1996, cash and cash equivalents decreased to $11.9 million from $18.3 million at December 31, 1995, due primarily to (i) the prepayment of $5.5 million of bank term loans (concurrent with the amendment and restatement of the Bank Credit Facility), (ii) the payment of additional consideration of $4.5 million related to the 1993 acquisition of the MiniMed product line, and (iii) $6.0 million of capital expenditures inclusive of leasehold improvements associated with the Company's relocation of its corporate and primary instrument manufacturing facilities located in San Diego; all of the above being offset in part by $10.6 million of cash provided by operating activities (resulting from operating profitability and reductions in net working capital levels).

   At March 31, 1996, the Company had working capital of $23.7 million, a decrease of $18.1 million, or 43.3%, from the level at December 31, 1995 of $41.8 million. The decrease in working capital was due primarily to (i) the impact of the $5.5 million prepayment of the bank term loan and the conversion of the loan to a revolving credit facility which resulted in a reclassification from long-term debt to current debt and (ii) an increase in accounts payable resulting from leasehold improvements made to the newly leased facilities during the first quarter of 1996.

   The Company amended and restated its Bank Credit Facility on March 29, 1996. The amended and restated Facility matures on March 29, 1999 and provides for borrowings of up to $40 million, secured by substantially all of the Company's domestic assets. Borrowings under the Facility bear interest at a rate equal to the Alternate Base Rate (as defined in the Facility) plus 0.25% or Adjusted LIBOR plus 1.50%, at the option of the Company. The interest rate is also subject to change quarterly based upon certain debt and interest coverage ratios.

   The Company believes that, based on current levels of operations, its cash flow from operations, together with borrowings under the amended and restated senior credit Facility, will be adequate, at least through the next 12 months, to finance contemplated operations and make required payments of interest and principal on its debt and planned capital expenditures. However, the Company's ability to finance its operations, to make interest payments on such indebtedness, to repay such indebtedness at maturity and to make capital expenditures will be dependent on the Company's future operating performance.
At March 31, 1996 the Company had $25.4 million of available revolving borrowings under the amended and restated Facility and cash and cash equivalents of $11.9 million.


                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

  As previously reported.


ITEM 2.  CHANGES IN SECURITIES.

  None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  By written consent dated January 24, 1996, the Company's sole shareholder, IVAC Holdings, Inc., approved an amendment of the Company's Certificate of Incorporation changing the name of the Company to "IVAC Medical Systems, Inc."


ITEM 5.  OTHER INFORMATION.

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    3.1* Certificate of Amendment of Certificate of Incorporation of IVAC Corporation
    10.1** Amendment, Consent and Waiver Agreement, dated March 29, 1996, by and among IVAC Holdings, Inc., IVAC Medical Systems, Inc., Chemical Bank, as Administrative and Collateral Agent and Fronting Bank, and the Lenders named therein.
    10.2 Agreement dated April 1, 1996, by and between Bernard C-B Lim and others, and IVAC UK Limited.
    27.1    Financial Data Schedule

* Incorporated herein by reference to Exhibit 3.3 to the Company's report on Form 10-K for the year ended December 31, 1995.
** Incorporated herein by reference to the Company's report on Form 8-K filed on May 3, 1996 with respect to an event dated March 29, 1996

(b) Reports on Form 8-K

    None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IVAC MEDICAL SYSTEMS, INC.



Date:    May 10, 1996                  By:  /s/  William J. Mercer
                                             --------------------------
                                             William J. Mercer
                                             Chief Executive Officer and
                                             President


Date:    May 10, 1996                  By:  /s/  Debra P. Crawford
                                             --------------------------
                                             Debra P. Crawford
                                             Chief Financial Officer and
                                             Vice President of Finance
                                             and Administration

                                DATED 1st APRIL, 1996



                              BERNARD C-B LIM AND OTHERS             (1)

                                         and

                                   IVAC UK LIMITED                   (2)



                              -------------------------

                                      AGREEMENT
                              -------------------------



                                     NORTON ROSE
                                        London

                                    CONTENTS


CLAUSE                               HEADING                           PAGE

1      Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

2      Amendments to calculation of IRT Benchmark Payments . . . . . . . 2

3      Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

4      Governing Law . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Schedule - The Managers. . . . . . . . . . . . . . . . . . . . . . . . . 4

THIS AGREEMENT is dated 1st April, 1996 and is made BETWEEN:

(1)   the persons whose names and addresses are stated in the Schedule: and

(2) IVAC UK LIMITED a company incorporated in England under number 2973117, whose registered office is at Beechwood, Chineham Business Park, Basingstoke RG24 8WA ("IVAC")

WHEREAS:

(A) Pursuant to the Welmed Acquisition Agreement the Manager and others sold the entire issued share capital of Welmed Limited in Lilly Industries Limited ("LILLY").

(B) On 25th April, 1995 an agreement was entered into between Lilly (1) and IVAC (2) pursuant to which, inter alia, the business carried out by Lilly under the name "Welmed" (the "BUSINESS") was sold by Lilly to IVAC. As part of these arrangements the benefit of, and Lilly's obligations under the Welmed Acquisition Agreement were transferred to IVAC.

(C) It has been agreed between the managers and IVAC that the calculation of the IBT Benchmark Payments provided for in the Welmed Acquisition Agreement will be varied as set out in this Agreement.

NOW IT IS HEREBY AGREED as follows:

1.    DEFINITIONS

1.1   In this Agreement:

      (a)      the following expressions have the following meanings:

               "BUSINESS PLAN" shall have the meaning set out in the Welmed Acquisition Agreement.

               "WELMED ACQUISITION AGREEMENT" means the agreement entered into between the Manager and others (1), Lilly (2) and Eli Lilly and Company.

               "WELMED PRODUCTS" means a syringe pump or any other product of IVAC which was either envisaged in the Business Plan or approved by Lilly or by Lilly's representative member of the board of Welmed Limited when it owned the Business and any other products introduced or proposed to be introduced by any member of the IVAC Group;

      (b) references to clauses, sub-clauses and schedules are to clauses and sub clauses of and schedules to this Agreement;

      (c) the headings to the clauses are for convenience only and shall not affect the construction or interpretation of this Agreement.

2     AMENDMENTS TO CALCULATION OF IBT BENCHMARK PAYMENTS

      The parties agree that the calculation of the IBT Benchmark Payment for the period ending 31st December 1996 (the "CALCULATION") shall be made in accordance with the provisions of clause 3 ("CLAUSE 3") of the Welmed Acquisition Agreement except as varied below:

2.1   (a)      the Cost of Products Sold ("COPS") to be taken into account in the Calculation shall be whichever is the lower of the actual
               COPS percentage for the period ending 31st December 1996 as calculated in accordance with Clause 3, or actual COPS percentage COPS percentage for the period ended 31st December
               1995 as calculated in accordance with Clause 3;

      (b) the Operating Expenses ("OPEX") to be taken into account in the Calculation shall be the lower of actual OPEX spending for the period ending 31st December 1996 as calculated in accordance with clause 3, or actual OPEX spending for the period ended 31st December 1995 as calculated in accordance with Clause 3:

      (c) the Average Selling Price ("ASP") to be taken into account in the calculation shall be the higher of actual ASP for the period ending 31st December 1996, calculated in accordance with Clause 3 or actual ASP for the period ended 31st December 1995, calculated in accordance with Clause 3; and

2.2 if IVAC incurs any costs, claims, liabilities, damages or other expenses whatsoever ("ADDITIONAL COSTS") during the period ending 31st December 1996 as a result of defects in the Welmed Products in excess of two per cent of the Net Sales (as defined in the Welmed Acquisition Agreement) of the Welmed Products, then such excess amount shall be added to the OPEX spending to be taken into account in the Calculation subject to a maximum adjustment that does not exceed 2% of Net Sales.

2.3 such other adjustments shall be made to the Calculation and IBT as IVAC deems necessary provided that such adjustments are confirmed in writing as being reasonable by an accounting firm appointed as set out in clause 3(G) of the Welmed Acquisition Agreement but for the avoidance of doubt nothing in this Agreement shall affect the rights of the Managers under clause 3(G) of the Welmed Acquisition Agreement.

3     COSTS

      Each party to this Agreement shall be responsible for its/his respective legal and other costs incurred in relation to the negotiation, preparation and completion of this Agreement and all ancillary documents.

4.    GOVERNING LAW

      This Agreement shall be governed by and construed in accordance with English law and the parties to this Agreement hereby submit to the exclusive jurisdiction of the High Court of Justice in England.

IN WITNESS whereof this Agreement has been entered into as a Deed the date and year first above written

                                       SCHEDULE
                                     THE MANAGERS


Peter Lloyd                                           11 Brickfield Close
                                                      Basingstoke,
                                                      Hampshire RG24 8UX

Paul Wadham                                           41 Harrow Down
                                                      Badger Farm
                                                      Winchester,
                                                      Hampshire SO22 4LZ

John Paul Entwistle                                   The Fold,
                                                      Dellands,
                                                      Overton,
                                                      Hampshire RG25 3LD

Bernard Ching Bing Lim                                46 Guildford Drive
                                                      Chandler's Ford,
                                                      Eastleigh,
                                                      Hampshire SO53 3BT

EXECUTED and DELIVERED                      )
as a deed by the said                       )
Bernard Ching-Bing Lim                      )
in the presence of:                         )    S/S Bernard Ching-Bing Lim
                                                  --------------------------


EXECUTED and DELIVERED                      )
as a deed by the said                       )
Peter Lloyd                                 )
in the presence of:                         )    S/S Peter Lloyd
                                                 ----------------


EXECUTED and DELIVERED                      )
as a deed by the said                       )
Paul Wadham                                 )
in the presence of:                         )    S/S Paul Wadham
                                                 ----------------


EXECUTED and DELIVERED                      )
as a deed by the said                       )
John Paul Entwistle                         )
in the presence of:                         )    S/S John Paul Entwistle
                                                 ------------------------


EXECUTED as a deed                          )
by IVAC UK Limited                          )
in the presence of:                         )    S/S Richard M. Mirando
                                                 -----------------------