Form 10-Q
period 1996-06-30
IVAC MEDICAL SYSTEMS INC
filed 1996-08-14
CIK 52841

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (NO FEE REQUIRED)

                   For the quarterly period ended June 30, 1996

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (NO FEE REQUIRED)

                   For the transition period from ___________ to ___________

                          Commission file number 34-________






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
     YES:   X    NO:
           ---         ---


    As of August 13, 1996, registrant had 100 shares of its Common Stock ($0.01 par value) outstanding.

                           IVAC MEDICAL SYSTEMS, INC.


                                    FORM 10-Q



                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX





                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements.

    Condensed Consolidated Balance Sheet at June 30, 1996 and
         December 31, 1995                                                     3
    Condensed Consolidated Statement of Operations for the
         three months ended June 30, 1996 and 1995
         and for the six months ended June 30, 1996 and 1995                   4
    Condensed Consolidated Statement of Cash Flows for the
         six months ended June 30, 1996 and 1995                               5
    Notes to Condensed Consolidated Financial Statements                       6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                            8


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.                                                   12

 Item 2. Changes in Securities.                                               12

 Item 3. Defaults Upon Senior Securities.                                     12

 Item 4. Submission of Matters to a Vote of Security Holders.                 12

 Item 5. Other Information.                                                   12

 Item 6. Exhibits and Reports on Form 8-K.                                    13

 Signatures                                                                   14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                           IVAC MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                          JUNE 30,      DECEMBER 31,
                                                                           1996            1995
                                                                        -----------     ------------
                                                                        (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . .        $  7,657          $ 18,308
   Accounts receivable, net  . . . . . . . . . . . . . . . . . . .          49,032            54,133
   Current portion of contract receivables, net  . . . . . . . . .           5,451             5,414
   Inventories, net. . . . . . . . . . . . . . . . . . . . . . . .          38,456            34,625
   Prepaid expenses and other assets . . . . . . . . . . . . . . .           2,327             3,143
                                                                          --------          --------

        Total current assets . . . . . . . . . . . . . . . . . . .         102,923           115,623

Long-term contract receivables, net  . . . . . . . . . . . . . . .          18,427            19,957
Property, plant and equipment, net . . . . . . . . . . . . . . . .          45,931            48,277
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . .          22,518            30,893
Other long-term assets . . . . . . . . . . . . . . . . . . . . . .             500             1,245
                                                                          --------          --------
                                                                          $190,299          $215,995
                                                                          --------          --------
                                                                          --------          --------

                       LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable and accrued warranty . . . . . . . . . . . . .       $  24,450         $  21,355
   Accrued employee liabilities. . . . . . . . . . . . . . . . . .           7,196             9,528
   Current portion of long-term debt . . . . . . . . . . . . . . .          17,500             8,091
   Other current liabilities . . . . . . . . . . . . . . . . . . .          35,198            34,869
                                                                          --------          --------

        Total current liabilities. . . . . . . . . . . . . . . . .          84,344            73,843

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .         105,562           123,733
Other non-current liabilities. . . . . . . . . . . . . . . . . . .           1,243             5,043

Shareholder's equity:
   Common stock, $.01 par value; 1,000 shares authorized;
        100 shares issued and outstanding. . . . . . . . . . . . .             -                -
   Additional paid-in capital. . . . . . . . . . . . . . . . . . .          63,333            63,333
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .         (64,951)          (51,804)
   Foreign currency translation adjustment . . . . . . . . . . . .             768             1,847
                                                                          --------          --------
        Total shareholder's equity . . . . . . . . . . . . . . . .            (850)           13,376
                                                                          --------          --------
                                                                          $190,299          $215,995
                                                                          --------          --------
                                                                          --------          --------



     See accompanying notes to condensed consolidated financial statements.

                           IVAC MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)

                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                           1996          1995             1996          1995
                                                        ---------     ---------        ---------     ---------
Net sales  . . . . . . . . . . . . . . . . . . . . .    $  58,748     $  60,243        $ 112,762     $ 118,791
Cost of sales  . . . . . . . . . . . . . . . . . . .       34,566        35,323           65,633        84,749
                                                        ---------     ---------        ---------     ---------

    Gross profit . . . . . . . . . . . . . . . . . .       24,182        24,920           47,129        34,042

Sales and marketing  . . . . . . . . . . . . . . . .       10,239        11,518           19,668        22,860
General and administrative . . . . . . . . . . . . .        6,557         6,550           12,001        12,168
Research and development . . . . . . . . . . . . . .        2,778         3,466            4,913         7,250
Restructuring and special items  . . . . . . . . . .       17,396           -             17,396           -
Purchased research and development . . . . . . . . .          -             -                -          19,883
                                                        ---------     ---------        ---------     ---------

    Income (loss) from operations  . . . . . . . . .      (12,788)        3,386           (6,849)      (28,119)

Interest income (expense):
    Interest income  . . . . . . . . . . . . . . . .          752           847            1,465         1,598
    Interest expense . . . . . . . . . . . . . . . .       (3,365)       (5,576)          (7,037)      (11,206)
                                                        ---------     ---------        ---------     ---------

    Loss before income taxes . . . . . . . . . . . .      (15,401)       (1,343)         (12,421)      (37,727)

Provision for (benefit from) income taxes. . . . . .         (213)          (94)             726        (2,821)
                                                        ---------     ---------        ---------     ---------

    Net loss . . . . . . . . . . . . . . . . . . . .    $ (15,188)    $  (1,249)       $ (13,147)    $ (34,906)
                                                        ---------     ---------        ---------     ---------
                                                        ---------     ---------        ---------     ---------



     See accompanying notes to condensed consolidated financial statements.

                           IVAC MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                               1996           1995
                                                                           -----------    -----------
Net cash provided by operating activities. . . . . . . . . . . . . . .     $    9,972     $   27,790

Cash flows from investing activities:
  Acquisitions, net of cash and cash equivalents acquired. . . . . . .            -         (185,055)
  Proceeds from disposal of property . . . . . . . . . . . . . . . . .             40            -
  Capital expenditures, net  . . . . . . . . . . . . . . . . . . . . .        (10,225)        (5,644)
                                                                           -----------    -----------

            Net cash used by investing activities. . . . . . . . . . .        (10,185)      (190,699)

Cash flows from financing activities:
  Capital contributions  . . . . . . . . . . . . . . . . . . . . . . .            -           50,000
  Borrowings under term loan and revolving credit arrangements . . . .          3,000         68,500
  Proceeds from bridge notes . . . . . . . . . . . . . . . . . . . . .            -           80,000
  Repayment of term loan and revolving debt  . . . . . . . . . . . . .         (7,500)        (8,500)
  Payment of other debt obligations  . . . . . . . . . . . . . . . . .         (4,533)           -
  Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . .            (27)        (6,566)
  Capital lease payments . . . . . . . . . . . . . . . . . . . . . . .           (299)          (170)
                                                                           -----------    -----------

            Net cash (used) provided by financing activities . . . . .         (9,359)       183,264

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . .         (1,079)         1,419
                                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents . . . . . . . . .        (10,651)        21,774
Cash and cash equivalents at the beginning of the period . . . . . . .         18,308              0
                                                                           -----------    -----------

Cash and cash equivalents at the end of the period . . . . . . . . . .     $    7,657     $   21,774
                                                                           -----------    -----------
                                                                           -----------    -----------

Supplemental disclosure of non-cash financing activities:
  Contribution of River capital stock  . . . . . . . . . . . . . . . .            -       $   13,333
                                                                                          ----------
                                                                                          ----------




     See accompanying notes to condensed consolidated financial statements.

                           IVAC MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)

NOTE 1--BUSINESS

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

     In management's opinion, the accompanying unaudited condensed consolidated financial statements of the Company for the six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. All such financial statements are unaudited except for the December 31, 1995 balance sheet. The unaudited condensed consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated. Interim operating results are not necessarily indicative of operating results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995.


NOTE 2--EARNINGS PER SHARE

     Due to the fact that IVAC is a wholly owned subsidiary of Holdings, earnings per share data is not considered meaningful and, therefore, is not presented.


NOTE 3--INVENTORIES


     Inventories at June 30, 1996 and December 31, 1995 consisted of:

                                                       JUNE 30,    DECEMBER 31,
                                                        1996          1995
                                                      ---------    ------------

         Finished products . . . . . . . . . . . .    $  15,628     $  14,998
         Work-in-process . . . . . . . . . . . . .        5,514         3,472
         Raw materials . . . . . . . . . . . . . .       20,336        17,867
                                                      ---------     ---------
                                                         41,478        36,337
         Less reserves . . . . . . . . . . . . . .       (3,022)       (1,712)
                                                      ---------     ---------
                                                      $  38,456     $  34,625
                                                      ---------     ---------
                                                      ---------     ---------

                           IVAC MEDICAL SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)

NOTE 4--LONG-TERM DEBT

     On March 29, 1996, the Company amended and restated its Bank Credit Facility. The amended and restated senior credit facility (the "Facility") is available through March 29, 1999, provides for borrowings of up to $40,000 and is secured by substantially all of the Company's domestic assets. Borrowings under the Facility bear interest at a rate equal to the Alternate Base Rate (as defined in the Facility) plus 0.25% or Adjusted LIBOR plus 1.50%, at the option of the Company. The interest rate is also subject to change quarterly based upon certain debt and interest coverage ratios.


NOTE 5--LITIGATION

     The Company's subsidiary, River Medical, Inc. ("River"), was a defendant in an action alleging misappropriation of trade secrets and other proprietary information of the plaintiff, an infusion pump company. River and the other parties, without admission of liability, entered into a settlement agreement in June 1996. The resolution of the matter did not result in adjustment to the Company's consolidated financial position or results of operations. In addition, the Company is a party to various other legal actions which have occurred in the normal course of business. Management believes the Company has meritorious defenses and intends to defend vigorously against these allegations and claims. In management's opinion, liabilities arising from the above matters, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 6--RIVER MEDICAL, INC. DIVESTITURE

     The Company has made the decision to close River and to seek to divest the subsidiary's assets. River's primary assets include patents, technologies, trade secrets, inventories and manufacturing equipment. The Company has recorded a restructuring charge of $17,396 during the three months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Excluding the effect of pre-tax 1995 acquisition purchase accounting adjustments of $34.7 million and 1996 pre-tax restructuring charges of $17.4 million, income before income taxes increased $8.0 million, from a loss before taxes of $3.0 million for the six months ended June 30, 1995 to income before taxes of $5.0 million for the six months ended June 30, 1996, due to (i) reduction of overall spending as a result of workforce restructurings and other cost savings programs, and (ii) the benefits of lower interest expense as a result of the Company's actions to restructure and repay debt through the sale of $100 million of 9 1/4% Senior Notes and the sale of the San Diego headquarters facility in the fourth quarter of 1995.

     Adjusted EBITDA (as defined below) increased $4.2 million, or 25.6%, from $16.4 million for the six months ended June 30, 1995 to $20.6 million for the six months ended June 30, 1996. Adjusted EBITDA margin increased from 13.8% for the six months ended June 30, 1995 to 18.3% for the six months ended June 30, 1996. Adjusted EBITDA represents operating profit (loss) before net interest expense, income taxes, certain purchase accounting adjustments, restructurings and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of the Company's historical ability to service debt.



RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
     JUNE 30, 1995

     NET SALES. Net sales decreased $1.5 million, or 2.5%, from $60.2 million for the three months ended June 30, 1995 to $58.7 million for the three months ended June 30, 1996. U.S. net sales, which were 66.1% of net sales for the three months ended June 30, 1996, decreased $2.0 million, or 4.9%, from $40.8 million for the three months ended June 30, 1995 to $38.8 million for the three months ended June 30, 1996. Within the U.S. infusion therapy business, net sales decreased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 as a result of attrition in the installed base of older technology products. In addition, the Company has been impacted by the market trend of increasing concentration of buying power among healthcare providers. Separately, in June 1996, the Company temporarily ceased manufacturing and distribution of its Signature Edition infusion pumps in order to evaluate field complaints. The Company subsequently implemented a voluntary recall of the Signature Edition pumps. Production and distribution of the Signature Edition product line, incorporating product improvements, resumed during the third quarter of 1996. International net sales increased $0.5 million, or 2.5%, from $19.4 million for the three months ended June 30, 1995 to $19.9 million for the three months ended June 30, 1996, primarily as a result of the increased volume of drug infusion disposable administration sets offset in part by the unfavorable impact of exchange rate fluctuations which reduced net sales by $1.0 million.

       GROSS PROFIT. Gross profit decreased $0.7 million, or 3.0%, from $24.9 million for the three months ended June 30, 1995 to $24.2 million for the three months ended June 30, 1996 due primarily to (i) the impact of unfavorable exchange rate fluctuations which decreased international sales, (ii) the decrease in U.S. infusion therapy product sales, and (iii) the estimated costs associated with the Signature Edition pumps voluntary recall, offset in part by the ongoing benefit of lower manufacturing costs associated with restructuring of the manufacturing workforce in 1995 and lower repair costs associated with the MedSystem III product line.

     SELLING AND MARKETING. As a percent of net sales, selling and marketing expenses decreased from 19.1%, or $11.5 million, for the three months ended June 30, 1995 to 17.4%, or $10.2 million, for the three months ended June 30, 1996. This decrease is primarily a result of cost savings derived from restructuring the Company's hospital field sales force during 1995 and lower international spending due to the termination of the services agreement with Eli Lilly and Company (IVAC's former parent). The Company is currently performing these services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $6.6 million for the three months ended June 30, 1995 and 1996. As a percent of net sales, general and administrative expenses increased from 10.9% for the three months ended June 30, 1995 to 11.1% for the same period in 1996 reflecting flat spending spread over a reduced sales base.

     RESEARCH AND DEVELOPMENT. As a percent of net sales, research and development expenses decreased from 5.8%, or $3.5 million, for the three months ended June 30, 1995 to 4.7%, or $2.8 million, for the three months ended June 30, 1996, primarily as a result of reduced spending on the new Signature Edition product as it reached the final phase of the development cycle during the fourth quarter of 1995.

     RESTRUCTURING AND SPECIAL ITEMS. The restructuring and special items for 1996, totaling $17.4 million, consisted of a non-recurring charge for the intended divestiture of the River assets. River's primary assets include patents, technologies, trade secrets, inventories and manufacturing equipment. River has ceased operations and the Company is continuing to seek the most advantageous sale of River's assets. Management believes the divestiture of River will allow the Company to focus on its core products in infusion therapy and vital signs monitoring markets.

     INCOME (LOSS) FROM OPERATIONS. Income from operations decreased $16.2 million from income of $3.4 million for the three months ended June 30, 1995 to a loss from operations of $12.8 million for the three months ended June 30, 1996, as a result of the one time restructuring charge for the divestiture of the River assets. Excluding the effect of the one time restructuring adjustment, income from operations increased $1.2 million from income of $3.4 million for the three months ended June 30, 1995 to income of $4.6 million for the three months ended June 30, 1996, reflecting the reduction in production and operating costs attributed to the Company's restructuring and cost savings actions initiated in 1995 and continuing in 1996.

     INTEREST INCOME/EXPENSE. Net interest expense for the three months ended June 30, 1995 was $4.7 million, consisting of interest income of $0.8 million and interest expense of $5.5 million, compared to net interest expense for the three months ended June 30, 1996 of $2.6 million, consisting of interest income of $0.8 million and interest expense of $3.4 million. Interest income during both periods included interest income related to NCA contracts, which allow hospitals to acquire instruments at no initial cost by paying a premium (a portion of which is recorded by the Company as interest income) for subsequent purchases of disposables. The term of these contracts is generally three to five years, with interest at rates of 9% to 15%. Interest expense was lower for the three months ended June 30, 1996 as a result of refinancing and repayment of debt during the fourth quarter of 1995. See "Liquidity and Capital Resources."

     LOSS BEFORE INCOME TAXES. Excluding the effect of the 1996 pre-tax restructuring charge of $17.4 million, income before income taxes increased $3.3 million, or 248.5%, from a loss before income taxes of $1.3 million for the three months ended June 30, 1995 to income before income taxes of $2.0 million for the three months ended June 30, 1996, reflecting the cost savings discussed above.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $0.1 million for the three months ended June 30, 1995 compared to $0.2 million for the three months ended June 30, 1996. The Company has recorded a valuation allowance against its deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized.

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     NET SALES. Net sales decreased $6.0 million, or 5.1%, from $118.8 million for the six months ended June 30, 1995 to $112.8 million for the six months ended June 30, 1996. U.S. net sales, which were 67.4% of net sales for the six months ended June 30, 1996, decreased $5.6 million, or 7.0%, from $80.1 million for the six months ended June 30, 1995 to $74.5 million for the six months ended June 30, 1996. Within the U.S. infusion therapy business, sales decreased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 as a result of (i) shipment in 1995 of the MedSystem III product backlog which had resulted from the discontinuation of production due to product design and manufacturing process problems during the fourth quarter 1994, and (ii) attrition in the installed base of older technology products. In addition, the Company has been impacted by the market trend of increasing concentration of buying power among healthcare providers. Separately, in June 1996, the Company temporarily ceased manufacturing and distribution of its Signature Edition infusion pumps in order to evaluate field complaints. The Company subsequently implemented a voluntary recall of the Signature Edition pumps. Production and distribution of the Signature Edition product line, incorporating product improvements, resumed during the third quarter of 1996. International net sales decreased $0.4 million, or 1.0%, from $38.7 million for the six months ended June 30, 1995 to $38.3 million for the six months ended June 30, 1996, primarily as a result of the unfavorable impact of exchange rate fluctuations, partially offset by the increased volume of drug infusion disposable administration sets.

     GROSS PROFIT. Gross profit increased $13.1 million, or 38.4%, from $34.0 million for the six months ended June 30, 1995 to $47.1 million for the six months ended June 30, 1996 due to (i) a one time $14.8 million charge in 1995 for the acquisition purchase price allocation to inventories in excess of historical costs, (ii) the ongoing benefit of lower manufacturing costs associated with restructuring of the manufacturing workforce in 1995, and (iii) the lower repair costs associated with the MedSystem III product line. These factors were offset in part by decreased net sales, which reduced the Company's economies of scale, and the estimated costs associated with the Signature Edition pumps voluntary recall. Excluding the 1995 effect of the one time purchase accounting adjustment, gross profit as a percent of net sales improved from 41.1% for the six months ended June 30, 1995 to 41.8% for the six months ended June 30, 1996.

     SELLING AND MARKETING. As a percent of net sales, selling and marketing expenses decreased from 19.2%, or $22.9 million, for the six months ended June 30, 1995 to 17.4%, or $19.7 million, for the six months ended June 30, 1996, primarily as a result of cost savings derived from restructuring the Company's hospital field sales force during 1995 and lower international spending due to the termination of the services agreement with Eli Lilly and Company (IVAC's former parent). The Company is currently performing these services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $0.2 million, or 1.4%, from $12.2 million for the six months ended June 30, 1995 to $12.0 million for the six months ended June 30, 1996, primarily as a result of lower legal costs associated with the SmartDose product line. As a percent of net sales, general and administrative expenses increased from 10.2% for the six months ended June 30, 1995 to 10.7% for the same period in 1996 primarily as a result of expenses spread over a reduced sales base.

     RESEARCH AND DEVELOPMENT. As a percent of net sales, research and development expenses decreased from 6.1%, or $7.3 million, for the six months ended June 30, 1995 to 4.4%, or $4.9 million, for the six months ended June 30, 1996, primarily as a result of 1995 headcount reductions and reduced spending on the new Signature Edition product as it reached the final phase of the development cycle during the fourth quarter of 1995.

     RESTRUCTURING AND SPECIAL ITEMS. The restructuring and special items for 1996, totaling $17.4 million, consisted of a non-recurring charge for the intended divestiture of the River assets. River's primary assets include patents, technologies, trade secrets, inventories and manufacturing equipment. River has ceased operations and the Company is continuing to seek the most advantageous sale of River's assets. Management believes the divestiture of River will allow the Company to focus on its core products in infusion therapy and vital signs monitoring markets.

     PURCHASED RESEARCH AND DEVELOPMENT. In 1995, the Company recorded a one time purchase accounting adjustment of $19.9 million for purchased research and development relating to the revaluation of assets in conjunction with the acquisition of IVAC and River by IVAC Holdings, Inc. in December 1994.

     INCOME (LOSS) FROM OPERATIONS. Loss from operations decreased $21.3 million from a loss of $28.1 million for the six months ended June 30, 1995 to a loss from operations of $6.8 million for the six months ended June 30, 1996. Excluding 1995's one time acquisition purchase accounting charges of $34.7 million, of which $14.8 million was included in cost of sales and $19.9 million in purchased research and development and the 1996 one time restructuring charge of $17.4 million for the divestiture of the River assets, income from operations increased $4.0 million, or 61.3%, from $6.6 million for the six months ended June 30, 1995 to $10.6 million for the six months ended June 30, 1996, reflecting the reduction in production and operating costs attributed to the Company's restructuring and cost savings actions initiated in 1995 and continuing in 1996.

     INTEREST INCOME/EXPENSE. Net interest expense for the six months ended June 30, 1995 was $9.6 million, consisting of interest income of $1.6 million and interest expense of $11.2 million, compared to net interest expense for the six months ended June 30, 1996 of $5.6 million, consisting of interest income of $1.4 million and interest expense of $7.0 million. Interest income during both periods included interest income related to NCA contracts, which allow hospitals to acquire instruments at no initial cost by paying a premium (a portion of which is recorded by the Company as interest income) for subsequent purchases of disposables. The term of these contracts is generally three to five years, with interest at rates of 9% to 15%. Interest expense was lower for the six months ended June 30, 1996 as a result of refinancing and repayment of debt during the fourth quarter of 1995. See "Liquidity and Capital Resources."

     LOSS BEFORE INCOME TAXES. Excluding the effect of pre-tax 1995 acquisition purchase accounting adjustments of $34.7 million and 1996 pre-tax restructuring charges of $17.4 million, income before income taxes increased $8.0 million, from a loss before taxes of $3.0 million for the six months ended June 30, 1995 to income before taxes of $5.0 million for the six months ended June 30, 1996, reflecting the cost savings discussed above.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $2.8 million for the six months ended June 30, 1995 compared to income tax expense of $0.7 million for the six months ended June 30, 1996. The 1995 benefit reflects the write-off of purchased research and development partially offset by foreign taxes. The Company has recorded a valuation allowance against its deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized.


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1996, cash and cash equivalents decreased to $7.7 million from $18.3 million at December 31, 1995, due primarily to (i) $10.2 million of capital expenditures inclusive of leasehold improvements associated with the Company's relocation of its corporate and primary instrument manufacturing facilities in San Diego, (ii) the March 1996 prepayment of $5.5 million of bank term loans (concurrent with the amendment and restatement of the Bank Credit Facility), and (iii) the payment of additional consideration of $4.5 million related to the 1993 acquisition of the MiniMed product line; all of the above being offset in part by $10.0 million of cash provided by operating activities (resulting from operating profitability and reductions in net working capital levels).

     At June 30, 1996, the Company had working capital of $18.6 million, a decrease of $23.2 million, or 55.5%, from the level at December 31, 1995 of $41.8 million. The decrease in working capital was due primarily to (i) the $7.4 million working capital impact of the writedown for the intended divestiture of the River assets, and (ii) the impact of the prepayment of $5.5 million on the bank term loan concurrent with the conversion of the loan to a revolving Bank Credit Facility which resulted in a reclassification of $9.7 million from long-term debt to current debt.

     The Company amended and restated its Bank Credit Facility on March 29, 1996. The amended and restated Facility is available through March 29, 1999, provides for borrowings of up to $40 million and is secured by substantially all of the Company's domestic assets. Borrowings under the Facility bear interest at a rate equal to the Alternate Base Rate (as defined in the Facility) plus 0.25% or Adjusted LIBOR plus 1.50%, at the option of the Company. The interest rate is also subject to change quarterly based upon certain debt and interest coverage ratios. At June 30, 1996 the Company had $24.4 million of available revolving borrowings under the amended and restated Facility.

The Company believes that, based on current levels of operations, its cash flow from operations, together with borrowings under the amended and restated Bank Credit Facility, will be adequate, at least through the next 12 months, to finance contemplated operations and make required payments of interest and principal on its debt and planned capital expenditures. However, the Company's ability to finance its operations, to make interest payments on such indebtedness, to repay such indebtedness at maturity and to make capital expenditures will be dependent on the Company's future operating performance.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     In February 1995, Block Medical, Inc. ("Block") commenced a lawsuit against River, in the Superior Court of the State of California, San Diego County.
Block asserted that River misappropriated certain of Block's trade secrets and proprietary rights in connection with the development of the SmartDose product. River and the other parties, without admission of liability, entered into a settlement agreement in June 1996. The resolution of the matter did not result in adjustment to the Company's consolidated financial position or results of operations.

     In June 1996, Sherwood Medical Company ("Sherwood") filed a lawsuit against the Company in the United States District Court for the District of Delaware. The complaint alleges infringement of two Sherwood patents by reason of certain activities including the sale by the Company of disposable probe covers for use with infrared tympanic thermometers. The Company plans to vigorously contest the suit.

     In addition, the Company is a party to various other legal actions which have occurred in the normal course of business. Management believes the Company has meritorious defense and intends to defend vigorously against these allegations and claims. In management's opinion, liabilities arising from the above matters, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In the annual meeting of stockholders held in April 1996, the Company's sole stockholder elected the following persons as directors of the Company:
Samuel Colella, Thompson Dean, Albert Henry, William Mercer, Reid Perper, Gregory Sancoff and Karl Wyss.


ITEM 5.  OTHER INFORMATION.

          On July 25, 1996, the Company closed its subsidiary, River, and announced the decision to seek to divest the subsidiary's assets. River's primary assets include patents, technologies, trade secrets, inventories and manufacturing equipment. The Company has recorded a restructuring charge of $17.4 million during the three months ended June 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     10.1    IVAC Holdings, Inc., 1996 Key Contributor Stock Option Plan.
     10.2    Indemnification Agreements with IVAC Officers and Board of
             Directors.
     27.1    Financial Data Schedule


(b)  Reports on Form 8-K

     Report on Form 8-K filed on May 3, 1996 with respect to an event dated March 29, 1996 (the amendment and restatement of the Bank Credit Facility).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                IVAC MEDICAL SYSTEMS, INC.



Date:    August 13, 1996                   By:  /s/  William J. Mercer
                                                --------------------------
                                                William J. Mercer
                                                Chief Executive Officer and
                                                President


Date:    August 13, 1996                   By:  /s/  Debra P. Crawford
                                                --------------------------
                                                Debra P. Crawford
                                                Chief Financial Officer and
                                                Vice President of Finance
                                                and Administration