Form 10-Q
period 1996-09-30
IVAC MEDICAL SYSTEMS INC
filed 1996-10-31
CIK 52841

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          (Mark One)
          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (NO FEE REQUIRED)

                For the quarterly period ended September 30, 1996

                                       or

               Transition Report Pursuant to Section 13 or 15(d) of the
          / /  Securities Exchange Act of 1934.  (NO FEE REQUIRED)
                   For the transition period from             to
                                                  -----------    -----------
                       Commission file number 34-
                                                 --------


                             ----------------------
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



     As of October 30, 1996, registrant had 100 shares of its Common Stock ($0.01 par value) outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IVAC MEDICAL SYSTEMS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX



                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

 Item 1. Financial Statements.

    Condensed Consolidated Balance Sheet at September 30, 1996 and
        December 31, 1995                                                      3
    Condensed Consolidated Statement of Operations for the three
        and nine months ended September 30, 1996 and 1995                      4
    Condensed Consolidated Statement of Cash Flows for the nine months
        ended September 30, 1996 and 1995                                      5
    Notes to Condensed Consolidated Financial Statements                       6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                  8


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.                                                   13

 Item 2. Changes in Securities.                                               13

 Item 3. Defaults Upon Senior Securities.                                     13

 Item 4. Submission of Matters to a Vote of Security Holders.                 13

 Item 5. Other Information.                                                   13

 Item 6. Exhibits and Reports on Form 8-K.                                    14

 Signatures                                                                   15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                           IVAC MEDICAL SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        1996               1995
                                                                    ------------        ------------
                                                                     (unaudited)
                                                  ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .      $  10,447          $  18,308
  Accounts receivable, net . . . . . . . . . . . . . . . . . . .         46,435             54,133
  Current portion of contract receivables, net . . . . . . . . .          6,034              5,414
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . .         39,646             34,625
  Prepaid expenses and other assets  . . . . . . . . . . . . . .          2,506              3,143
                                                                      ---------          ---------
       Total current assets  . . . . . . . . . . . . . . . . . .        105,068            115,623

Long-term contract receivables, net. . . . . . . . . . . . . . .         18,232             19,957
Property, plant and equipment, net . . . . . . . . . . . . . . .         44,966             48,277
Intangible assets, net . . . . . . . . . . . . . . . . . . . . .         21,105             30,893
Other long-term assets . . . . . . . . . . . . . . . . . . . . .          1,626              1,245
                                                                      ---------          ---------
                                                                      $ 190,997          $ 215,995
                                                                      ---------          ---------
                                                                      ---------          ---------

                                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued warranty. . . . . . . . . . . . .      $  20,565          $  21,355
  Accrued employee liabilities . . . . . . . . . . . . . . . . .          8,182              9,528
  Current portion of long-term debt. . . . . . . . . . . . . . .         17,534              8,091
  Other current liabilities. . . . . . . . . . . . . . . . . . .         34,708             34,869
                                                                      ---------          ---------
       Total current liabilities . . . . . . . . . . . . . . . .         80,989             73,843

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .        105,631            123,733
Other non-current liabilities. . . . . . . . . . . . . . . . . .          2,737              5,043


Shareholder's equity:
  Common stock, $.01 par value; 1,000 shares
    authorized; 100 shares issued and outstanding. . . . . . . .             -                  -
  Additional paid-in capital . . . . . . . . . . . . . . . . . .         63,333             63,333
  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . .        (62,483)           (51,804)
  Foreign currency translation adjustment. . . . . . . . . . . .            790              1,847
                                                                      ---------          ---------
    Total shareholder's equity . . . . . . . . . . . . . . . . .          1,640             13,376
                                                                      ---------          ---------
                                                                      $ 190,997           $215,995
                                                                      ---------          ---------
                                                                      ---------          ---------



     See accompanying notes to condensed consolidated financial statements.

                           IVAC MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)


                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                 1996           1995                1996           1995
                                             -----------    -----------         -----------    ------------
Net sales  . . . . . . . . . . . . . . . . .  $  57,393      $  55,872           $ 170,155      $ 174,663
Cost of sales  . . . . . . . . . . . . . . .     33,203         33,506              98,836        118,255
                                             -----------    -----------         -----------    ------------
    Gross profit . . . . . . . . . . . . . .     24,190         22,366              71,319         56,408

Sales and marketing  . . . . . . . . . . . .      9,204          9,610              28,872         32,470
General and administrative . . . . . . . . .      5,411          6,361              17,412         18,529
Research and development . . . . . . . . . .      2,750          2,861               7,663         10,111
Restructuring and special items. . . . . . .        -            4,460              17,396          4,460
Purchased research and development . . . . .        -               -                  -           19,883
                                             -----------    -----------         -----------    ------------
    Income (loss) from operations  . . . . .      6,825           (926)                (24)       (29,045)

Interest income (expense):
    Interest income  . . . . . . . . . . . .        681            567               2,146          2,165
    Interest expense . . . . . . . . . . . .     (3,330)        (5,544)            (10,367)       (16,750)
                                             -----------    -----------         -----------    ------------
    Income (loss) before income taxes  . . .      4,176         (5,903)             (8,245)       (43,630)

Provision for (benefit from) income taxes  .      1,708           (449)              2,434         (3,270)
                                             -----------    -----------         -----------    ------------
    Net income (loss)  . . . . . . . . . . .  $   2,468      $  (5,454)          $ (10,679)     $ (40,360)
                                             -----------    -----------         -----------    ------------
                                             -----------    -----------         -----------    ------------










     See accompanying notes to condensed consolidated financial statements.

                           IVAC MEDICAL SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1996           1995
                                                                           -----------    -----------
Net cash provided by operating activities. . . . . . . . . . . . . . .      $  15,524      $  28,544

Cash flows from investing activities:
  Acquisitions, net of cash and cash equivalents acquired. . . . . . .             -        (185,955)
  Capital expenditures, net  . . . . . . . . . . . . . . . . . . . . .        (12,957)        (7,738)
                                                                           -----------    -----------
            Net cash used by investing activities. . . . . . . . . . .        (12,957)      (193,693)

Cash flows from financing activities:
  Capital contributions  . . . . . . . . . . . . . . . . . . . . . . .             -          50,000
  Borrowings under term loan and revolving credit arrangements . . . .          3,000         68,500
  Proceeds from bridge notes . . . . . . . . . . . . . . . . . . . . .             -          80,000
  Repayment of term loan and revolving debt. . . . . . . . . . . . . .         (7,500)       (10,000)
  Payment of other debt obligations. . . . . . . . . . . . . . . . . .         (4,533)            -
  Debt issue costs . . . . . . . . . . . . . . . . . . . . . . . . . .            (39)        (6,566)
  Capital lease payments . . . . . . . . . . . . . . . . . . . . . . .           (299)          (260)
                                                                           -----------    -----------
            Net cash (used) provided by financing activities . . . . .         (9,371)       181,674

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . .         (1,057)         1,401
                                                                           -----------    -----------
Net (decrease) increase in cash and cash equivalents . . . . . . .             (7,861)        17,926
Cash and cash equivalents at the beginning of the period . . . . . . .         18,308              0
                                                                           -----------    -----------
Cash and cash equivalents at the end of the period . . . . . . . . . .      $  10,447      $  17,926
                                                                           -----------    -----------
                                                                           -----------    -----------

Supplemental disclosure of non-cash financing activities:
  Contribution of River capital stock. . . . . . . . . . . . . . . . .            -        $  13,333
                                                                                          -----------
                                                                                          -----------












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

     In management's opinion, the accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. All such financial statements are unaudited except for the December 31, 1995 balance sheet. The unaudited condensed consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated. Interim operating results are not necessarily indicative of operating results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995.


NOTE 2-EARNINGS PER SHARE

     Due to the fact that IVAC is a wholly owned subsidiary of Holdings, earnings per share data is not considered meaningful and, therefore, is not presented.


NOTE 3-INVENTORIES

     Inventories at September 30, 1996 and December 31, 1995 consisted of:
                                 SEPTEMBER 30,    DECEMBER 31,
                                      1996           1995
                                  -----------     -----------

          Finished products. . . . $  16,464      $  14,998
          Work-in-process. . . . .     7,237          3,472
          Raw materials. . . . . .    19,254         17,867
                                  -----------     -----------
                                      42,955         36,337
          Less reserves. . . . . .    (3,309)        (1,712)
                                  -----------     -----------
                                   $  39,646      $  34,625
                                  -----------     -----------
                                  -----------     -----------

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


NOTE 5-LITIGATION

     The Company is a party to various legal actions which have occurred in the normal course of business. Management believes the Company has meritorious defenses and intends to defend vigorously against these allegations and claims. In management's opinion, liabilities arising from the above matters, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 6-RIVER MEDICAL, INC. DIVESTITURE

     The Company has closed River Medical, Inc. ("River") and is divesting the subsidiary's assets. River's primary assets include patents, technologies, trade secrets, inventories and manufacturing equipment. The Company recorded a restructuring charge of $17,396 during the three months ended June 30, 1996, including an accrual of $7,808. At September 30, 1996, the related accrual balance was $6,159.


NOTE 7-MERGER AGREEMENT

     On August 23, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among IVAC Holdings, Inc.; the Company; IMED Corporation ("IMED"), a subsidiary of Advanced Medical, Inc.; a wholly owned subsidiary of IMED and the holders of Common Stock of Holdings named therein, pursuant to which IMED will acquire, directly or indirectly through a wholly owned subsidiary, 100% of the capital stock of Holdings for approximately $400,000 less certain indebtedness. The proposed transaction received regulatory approval in October 1996 and is subject to certain other closing conditions including the completion of the financing necessary to consummate the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   Excluding the effect of pre-tax 1995 acquisition purchase accounting adjustments of $34.7 million and pre-tax 1995 restructuring charge of $4.5 million and 1996 pre-tax restructuring charge of $17.4 million, income before income taxes increased $13.7 million, from a loss before taxes of $4.5 million for the nine months ended September 30, 1995 to income before taxes of $9.2 million for the nine months ended September 30, 1996, due to (i) reduction of overall spending as a result of workforce restructuring and cost savings in connection with the cessation of River operations in June 1996, and (ii) the benefits of lower interest expense as a result of the Company's actions to restructure and repay debt through the sale of $100 million of 9 1/4% Senior Notes and the sale of the San Diego headquarters facility in the fourth quarter of 1995.

   Adjusted EBITDA (as defined below) increased $7.4 million, or 29.4%, from $25.2 million for the nine months ended September 30, 1995 to $32.6 million for the nine months ended September 30, 1996. Adjusted EBITDA margin increased from 14.4% for the nine months ended September 30, 1995 to 19.1% for the nine months ended September 30, 1996. Adjusted EBITDA represents operating profit (loss) before net interest expense, income taxes, certain purchase accounting adjustments, restructurings and depreciation and amortization. Adjusted EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company has included information concerning Adjusted EBITDA herein because it understands that such information is used by certain investors as one measure of the Company's historical ability to service debt.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

   NET SALES. Net sales increased $1.5 million, or 2.7%, from $55.9 million for the three months ended September 30, 1995 to $57.4 million for the three months ended September 30, 1996. U.S. net sales, which were 68.3% of net sales for the three months ended September 30, 1996, increased $0.9 million, or 2.3%, from $38.3 million for the three months ended September 30, 1995 to $39.2 million for the three months ended September 30, 1996 as a result of growth in infusion therapy products offset in part by a decrease in vital signs product sales. Within the U.S. infusion therapy business, net sales increased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 as a result of higher instrument placements and the favorable impact of higher average selling prices related to the disposable administration sets. U.S. vital signs sales declined as a result of lower instrument placements and decreased sales of thermometer disposable probe covers. International net sales increased $0.6 million, or 3.4%, from $17.6 million for the three months ended September 30, 1995 to $18.2 million for the three months ended September 30, 1996, primarily as a result of the increased volume of drug infusion disposable administration sets offset in part by the unfavorable impact of exchange rate fluctuations which reduced net sales by $0.4 million. Excluding River, net sales were $57.4 million for the three months ended September 30, 1996 and $55.6 million for the three months ended September 30, 1995.

   GROSS PROFIT. Gross profit increased $1.8 million, or 8.0%, from $22.4 million for the three months ended September 30, 1995 to $24.2 million for the three months ended September 30, 1996 due primarily to (i) cost savings in connection with the cessation of River operations in June 1996, and (ii) increased sales. Excluding River, gross profit was $24.2 million for the three months ended September 30, 1996 and $23.4 million for the three months ended September 30, 1995.

   SELLING AND MARKETING. As a percent of net sales, selling and marketing expenses decreased from 17.2%, or $9.6 million, for the three months ended September 30, 1995 to 16.0%, or $9.2 million, for the three months ended September 30, 1996. This decrease is primarily a result of cost savings in connection with the cessation of River operations in June 1996, offset in part by increased expenses related to advertising and trade show costs. Excluding River, selling and marketing expense was $9.2 million for the three months ended September 30, 1996 and $8.8 million for the three months ended September 30, 1995.

   GENERAL AND ADMINISTRATIVE. As a percent of net sales, general and administrative expenses decreased from 11.4%, or $6.4 million, for the three months ended September 30, 1995 to 9.4%, or $5.4 million for the three months ended September 30,

1996. This decrease is primarily a result of cost savings in connection with the cessation of River operations in June 1996. Excluding River, general and administrative expense was $5.4 million for the three months ended September 30, 1996 and $5.6 million for the three months ended September 30, 1995.

   RESEARCH AND DEVELOPMENT. As a percent of net sales, research and development expenses decreased from 5.1%, or $2.9 million, for the three months ended September 30, 1995 to 4.8%, or $2.8million, for the three months ended September 30, 1996, primarily as a result of cost savings in connection with the cessation of River operations in June 1996, offset in part by an increase in spending related to the international syringe pump instruments. Excluding River, research and development expense was $2.8 million for the three months ended September 30, 1996 and $2.6 million for the three months ended
September 30, 1995.

   RESTRUCTURING AND SPECIAL ITEMS. The restructuring and special items during 1995 totaling $4.5 million were solely related to a non-recurring charge for severance costs incurred in connection with headcount reductions undertaken as part of a restructuring in September 1995. Excluding River, restructuring and special items totaled $4.4 million for the three months ended September 30, 1995.

   INCOME (LOSS) FROM OPERATIONS. Income from operations increased $7.7 million from a loss of $0.9 million for the three months ended September 30, 1995 to income from operations of $6.8 million for the three months ended September 30, 1996, as a result of the non-recurring charge for severance costs incurred in connection with the headcount reductions undertaken as part of a restructuring in September 1995, as well as, the cost savings in connection with the cessation of River operations in June 1996. Excluding River, income from operations was $6.8 million for the three months ended September 30, 1996 and $2.1 million for the three months ended September 30, 1995.

   INTEREST INCOME(EXPENSE). Net interest expense for the three months ended September 30, 1995 was $4.9 million, consisting of interest income of $0.6 million and interest expense of $5.5 million, compared to net interest expense for the three months ended September 30, 1996 of $2.6 million, consisting of interest income of $0.7 million and interest expense of $3.3 million. Interest income during both periods included interest income related to NCA contracts, which allow hospitals to acquire instruments at no initial cost by paying a premium (a portion of which is recorded by the Company as interest income) for subsequent purchases of disposables. The term of these contracts is generally three to five years, with interest at rates of 9% to 15%. Interest expense was lower for the three months ended September 30, 1996 as a result of refinancing and repayment of debt during the fourth quarter of 1995. Excluding River, net interest expense was $2.6 million for the three months ended September 30, 1996 and $4.9 million for the three months ended September 30, 1995.

   INCOME (LOSS) BEFORE INCOME TAXES. Income before income taxes increased $10.1 million, or 171.2%, from a loss before income taxes of $5.9 million for the three months ended September 30, 1995 to income before income taxes of $4.2 million for the three months ended September 30, 1996, as a result of the non-recurring charge for severance costs incurred in connection with the headcount reductions undertaken as part of a restructuring in September
1995, as well as the River cost savings discussed above. Excluding River, income before income taxes was $4.2 million for the three months ended September 30, 1996 and loss before income taxes was $2.9 million for the three months ended September 30, 1995.

   PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $0.4 million for the three months ended September 30, 1995 compared to the provision for income taxes of $1.7 million for the three months ended September 30, 1996. The Company has recorded a valuation allowance against its deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized. Excluding River, provision for income taxes was $1.7 million for the three months ended September 30, 1996 and benefit from income taxes was $0.4 million for the three months ended September 30, 1995.


  NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

   NET SALES. Net sales decreased $4.5 million, or 2.6%, from $174.7 million for the nine months ended September 30, 1995 to $170.2 million for the nine months ended September 30, 1996. U.S. net sales, which were 66.8% of net sales for the nine months ended September 30, 1996, decreased $4.7 million, or 4.0%, from $118.4 million for the nine months ended September 30, 1995 to $113.7 million for the nine months ended September 30, 1996. Within the U.S. infusion therapy business, sales decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of (i) shipment in 1995 of the MedSystem III product backlog which had resulted from the discontinuation of production due to product design and manufacturing process problems during the fourth quarter 1994, and (ii) attrition in the installed base of older technology products. In addition, the Company has been impacted by the market trend of increasing concentration of buying power among healthcare providers. The sales decrease was partially offset by an increase in the number of Signature Edition instruments shipped in 1996 as compared to 1995. Separately, in June 1996, the Company temporarily ceased manufacturing and distribution of its Signature Edition infusion pumps in order to evaluate field complaints. The Company subsequently implemented a voluntary recall of the Signature Edition pumps. Production and distribution of the Signature Edition product line, incorporating product improvements, resumed during the third quarter of 1996. U.S. vital signs product sales declined as a result of lower instrument placements and decreased sales of thermometer disposable probe covers. International sales increased $0.2 million, or 0.4%, from $56.3 million for the nine months ended September 30, 1995 to $56.5 million for the nine months ended September 30, 1996, primarily as a result of the increased volume of drug infusion disposable administration sets offset in part by the unfavorable impact of exchange rate fluctuations which reduced net sales by $1.3 million. Excluding River, net sales were $169.8 million for the nine months ended September 30, 1996 and $174.1 million for the nine months ended September 30, 1995.


  GROSS PROFIT. Gross profit increased $14.9 million, or 26.4%, from $56.4 million for the nine months ended September 30, 1995 to $71.3 million for the nine months ended September 30, 1996 due to (i) a one time $14.8 million charge in 1995 for the acquisition purchase price allocation to inventories in excess of historical costs, (ii) lower repair costs associated with the MedSystem III product line, (iii) the ongoing benefit of lower manufacturing costs associated with restructuring of the manufacturing workforce in 1995, and (iv) cost savings in connection with the cessation of River operations in June 1996. These factors were offset in part by decreased net sales, which reduced the Company's economies of scale, and the costs associated with the Signature Edition pumps voluntary recall. Excluding the 1995 effect of the one time purchase accounting adjustment, gross profit as a percent of net sales improved from 40.8% for the nine months ended September 30, 1995 to 41.9% for the nine months ended September 30, 1996. Excluding River, gross profit was $73.7 million for the nine months ended September 30, 1996 and $59.3 million for the nine months ended September 30, 1995.

   SELLING AND MARKETING. As a percent of net sales, selling and marketing expenses decreased from 18.6%, or $32.5 million, for the nine months ended September 30, 1995 to 17.0%, or $28.9 million, for the nine months ended September 30, 1996, primarily as a result of cost savings derived from restructuring the Company's hospital field sales force during 1995, cost savings in connection with the cessation of River operations in June 1996 and lower international spending due to the termination of the services agreement with Eli Lilly and Company (IVAC's former parent). The Company is currently performing these services. Excluding River, selling and marketing expense was $28.1 million for the nine months ended September 30, 1996 and $30.2 million for the nine months ended September 30, 1995.

   GENERAL AND ADMINISTRATIVE. As a percent of net sales, general and administrative expenses decreased from 10.6%, or $18.5 million for the nine months ended September 30, 1995 to 10.2%, or $17.4 million for the nine months ended September 30, 1996, primarily a result of cost savings in connection with the cessation of River operations in June 1996, including lower legal costs associated with the SmartDose product line, offset in part by legal costs and accounting fees associated with the Merger Agreement. Excluding River, general and administrative expense was $16.7 million for the nine months ended September 30, 1996 and $16.3 million for the nine months ended September 30, 1995.

   RESEARCH AND DEVELOPMENT. As a percent of net sales, research and development expenses decreased from 5.8%, or $10.1 million, for the nine months ended September 30, 1995 to 4.5%, or $7.7million, for the nine months ended September 30, 1996, primarily as a result of reduced spending on the new Signature Edition product as it reached the final phase of the development cycle during the fourth quarter of 1995 and 1995 headcount reductions. Excluding River, research and development expense was $7.5 million for the nine months ended September 30, 1996 and $9.5 million for the nine months ended September 30, 1995.

   RESTRUCTURING AND SPECIAL ITEMS. The restructuring and special items for 1995, totaling $4.5 million, were solely related to a non-recurring charge for severance costs incurred in connection with headcount reductions undertaken as part of a restructuring in September 1995. The restructuring and special items for 1996, totaling $17.4 million, consisted of a non-recurring charge for the divestiture of the River assets. River's primary assets include patents, technologies, trade secrets, inventories and manufacturing equipment. River has ceased operations and the Company is continuing to seek the most advantageous sale of River's assets. Management believes the divestiture of River will allow the Company to focus on its core products in infusion therapy and vital signs monitoring markets.

   PURCHASED RESEARCH AND DEVELOPMENT. In 1995, the Company recorded a one time purchase accounting adjustment of $19.9 million for purchased research and development relating to the revaluation of assets in conjunction with the acquisition of IVAC and River by IVAC Holdings, Inc. in December 1994.
Excluding River, the purchased research and development expense was $10.1 million for the nine months ended September 30, 1995.

   INCOME (LOSS) FROM OPERATIONS. Loss from operations decreased $29.0 million from a loss of $29.0 million for the nine months ended September 30, 1995 to a loss from operations of less than $0.1 million for the nine months ended September 30, 1996. Excluding 1995's one time acquisition purchase accounting charges of $34.7 million, of which $14.8 million was included in cost of sales and $19.9 million in purchased research and development, as well as the 1995 restructuring charge of $4.5 million and the 1996 one time restructuring charge of $17.4 million for the divestiture of the River assets, income from operations increased $7.2 million, or 70.6%, from $10.2 million for the nine months ended September 30, 1995 to $17.4 million for the nine months ended September 30, 1996. The $7.2 million increase reflects the reduction in production and operating costs attributed to the Company's restructuring and cost savings actions initiated in 1995 and continuing in 1996, including the cessation of River operations in June 1996. Excluding River, income from operations was $21.5 million for the nine months ended September 30, 1996 and loss from operations was $11.2 million for the nine months ended September 30, 1995.

   INTEREST INCOME(EXPENSE). Net interest expense for the nine months ended September 30, 1995 was $14.6 million, consisting of interest income of $2.2 million and interest expense of $16.8 million, compared to net interest expense for the nine months ended September 30, 1996 of $8.2 million, consisting of interest income of $2.2 million and interest expense of $10.4 million. Interest income during both periods included interest income related to NCA contracts, which allow hospitals to acquire instruments at no initial cost by paying a premium (a portion of which is recorded by the Company as interest income) for subsequent purchases of disposables. The term of these contracts is generally three to five years, with interest at rates of 9% to 15%. Interest expense was lower for the nine months ended September 30, 1996 as a result of the Company's actions to restructure and repay debt through the sale of $100 million of 9 1/4% Senior Notes and the sale of the San Diego headquarters facility in the fourth quarter of 1995. Excluding River, net interest expense was $8.1 million for the nine months ended September 30, 1996 and $14.5 million for the nine months ended September 30, 1995.

   LOSS BEFORE INCOME TAXES. Excluding the effect of pre-tax 1995 acquisition purchase accounting adjustments of $34.7 million and pre-tax 1995 restructuring charge of $4.5 million and 1996 pre-tax River restructuring charge of $17.4 million, income before income taxes increased $13.7 million, from a loss before taxes of $4.5 million for the nine months ended September 30, 1995 to income before taxes of $9.2 million for the nine months ended September 30, 1996, reflecting the cost savings discussed above. Excluding River, income before income taxes was $13.4 million for the nine months ended September 30, 1996 and loss before income taxes was $25.7 million for the nine months ended September 30, 1995.

   PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $3.3 million for the nine months ended September 30, 1995 compared to income tax expense of $2.4 million for the nine months ended September 30, 1996. The 1995 benefit reflects the write-off of purchased research and development partially offset by foreign taxes. The Company has recorded a valuation allowance against its deferred tax assets based on an assessment that it is more likely than not that the deferred tax assets will not be realized. Excluding River, provision for income taxes was $5.2 million for the nine months ended September 30, 1996 and $0.6 million for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended September 30, 1996, cash and cash equivalents decreased to $10.4 million from $18.3 million at December 31, 1995, due primarily to (i) $13.0 million of capital expenditures inclusive of leasehold improvements associated with the Company's relocation of its corporate and primary instrument manufacturing facilities in San Diego, (ii) the March 1996 prepayment of $5.5 million of bank term loans (concurrent with the amendment and restatement of the Bank Credit Facility), and (iii) the payment of $4.5 million related to the 1993 acquisition of the MiniMed product line; all of the above being offset in part by $15.5 million of cash provided by operating activities (resulting from operating profitability and reductions in certain working capital components).

   At September 30, 1996, the Company had working capital of $24.1 million, a decrease of $17.7 million, or 42.3%, from the level at December 31, 1995 of $41.8 million. The decrease in working capital was due primarily to (i) the impact of the prepayment of $5.5 million on the bank term loan concurrent with the conversion of the loan to a revolving Bank Credit Facility which resulted in a reclassification of $9.7 million from long-term debt to current debt,
(ii) the $7.4 million working capital impact of the writedown for the divestiture of the River assets,

(iii) decreased accounts receivable due to increased collection efforts and reduced sales, and (iv) inventory build-up in anticipation of fourth quarter sales of Signature Edition instruments.

   The Company amended and restated its Bank Credit Facility on March 29, 1996. The amended and restated Facility is available through March 29, 1999, provides for borrowings of up to $40.0 million and is secured by substantially all of the Company's domestic assets. Borrowings under the Facility bear interest at a rate equal to the Alternate Base Rate (as defined in the Facility) plus 0.25% or Adjusted LIBOR plus 1.50%, at the option of the Company. The interest rate is also subject to change quarterly based upon certain debt and interest coverage ratios. At September 30, 1996 the Company had $24.5 million of available revolving borrowings under the amended and restated Facility.

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     By written consent dated July 1, 1996, the Company's sole shareholder, IVAC Holdings, Inc., approved an amendment to the Management Bonus Plan and Performance Incentive Plan (each a "Bonus Plan") to provide that, in the event of a Corporate Transaction (as defined in the IVAC Holdings, Inc. 1996 Key Contributor Stock Option Plan) on or before December 31, 1996, each participant in the Bonus Plan who is employed by the Company at the time of the Corporate Transaction shall, if the Company has achieved 80% or more of the Bonus Plan's year-to-date EBITDA financial goal as of the time of the Corporate Transaction (after Corporate-Transaction-related expenses are backed out), receive 100% of his or her target award, without regard to any other requirement of the Bonus Plan.


ITEM 5.  OTHER INFORMATION.

     On August 23, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among IVAC Holdings, Inc.; the Company; IMED Corporation ("IMED"), a subsidiary of Advanced Medical, Inc.; a wholly owned subsidiary of IMED and the holders of Common Stock of Holdings named therein, pursuant to which IMED will acquire, directly or indirectly through a wholly owned subsidiary, 100% of the capital stock of Holdings for approximately $400,000 less certain indebtedness. The proposed transaction received regulatory approval in October 1996 and is subject to certain other closing conditions including the completion of the financing necessary to consummate the merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

      2.1* Agreement and Plan of Merger dated August 23, 1996 by and among IMED Corporation; IMED Merger Sub, Inc.; IVAC Holdings, Inc.; IVAC Medical Systems, Inc. and the Participating Stockholders.
      3.1** Amendment to the Restated Certificate of Incorporation of IVAC Holdings, Inc.
     10.1*** Letter Agreement dated May 8, 1996 between IVAC Medical Systems,
             Inc. and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC").
     10.2    Amendment to the Bonus Plan.
     27.1    Financial Data Schedule

* Incorporated herein by reference to Exhibit 99.1 to the Company's Post Effective Amendment No. 1 to Form S-1 filed on September 20, 1996.
** Incorporated herein by reference to Exhibit 3.4 to the Company's Post Effective Amendment No. 1 to Form S-1 filed on September 20, 1996.
*** Incorporated herein by reference to the Company's Report on Form 8-K filed on August 30, 1996.

(b) Reports on Form 8-K

    Report on Form 8-K filed on August 30, 1996 with respect to an event dated May 8, 1996 (letter agreement between IVAC Medical Systems, Inc. and DLJSC).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IVAC MEDICAL SYSTEMS, INC.



Date:    October 30, 1996          By:  /s/  William J. Mercer
                                        ----------------------------
                                        William J. Mercer
                                        Chief Executive Officer and
                                        President


Date:    October 30, 1996          By:  /s/  Debra P. Crawford
                                        ----------------------------
                                        Debra P. Crawford
                                        Chief Financial Officer and
                                        Vice President of Finance
                                        and Administration